Form 10QSB
period 2000-09-30
IRVING CAPITAL CORP
filed 2000-11-09
CIK 1111747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2000

                                       OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       To

                         Commission file number 0-30343

                              IRVING CAPITAL, CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                               13-4078836
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                   39 Broadway, Suite 2250, New York, NY 10006
                ------------------------------------------------
               (Address of principal executive offices (zip code))

                                  212/425-8200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

              Class                            Outstanding at September 30, 2000

Common Stock, par value $0.0001                             5,000,000

ITEM 1.  FINANCIAL STATEMENTS

                              IRVING CAPITAL, CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                             IRVING CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                         (SEE ACCOUNTANTS' REVIEW REPORT)


                                    CONTENTS


                                                                            Page
                                                                            ----


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


ELI COHEN, CPA
DAVID KAMENY, CPA
-------------------



                           Accountants' Review Report



To The Board of Directors
Irving Capital, Corp.


We have reviewed the accompanying balance sheet of Irving Capital, Corp. (a Delaware corporation) as of September 30, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to September 30, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Irving Capital, Corp.

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


                                                       COHEN & KAMENY CPA'S PLLC


Riverdale, New York
November 7, 2000

                              IRVING CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                        (SEE ACCOUNTANTS' REVIEW REPORT)


CURRENT ASSETS:

     Cash                                                          $   635.

TOTAL CURRENT ASSETS:                                                  635.
                                                                   --------

TOTAL ASSETS                                                       $   635.
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

                                                                   $   --
                                                                   -------
TOTAL LIABILITIES:                                                     --
                                                                   -------

STOCKHOLDERS' EQUITY:

     Common stock, $.0001 par value,
           10,000,000 shares authorized,
           5,000,000 issued and outstanding                       $   500.
     Additional paid in capital                                       225.
     Accumulated Deficit                                             (90).
                                                                  --------
TOTAL STOCKHOLDERS' EQUITY:                                           635.
                                                                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   635.
                                                                  ========


   The accompanying notes are an integral part of these financial statements


                                                                         Page 2.

                           COHEN & KAMENY CPA'S PPLC

                             IRVING CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF INCOME AND ACCUMULATED DEFICIT
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                        (SEE ACCOUNTANTS' REVIEW REPORT)


NET SALES                                                            $     --

COST OF SALES                                                              --

GROSS PROFIT                                                               --
                                                                    ------------

OPERATING EXPENSES                                                         (90).

(LOSS) FROM OPERATIONS                                                     (90).
                                                                    ------------

NET (LOSS)                                                                 (90).
                                                                    ------------

ACCUMULATED DEFICIT - BEGINNING OF PERIOD                                  --

ACCUMULATED DEFICIT - END OF PERIOD                                 $      (90).
                                                                    ============

NET (LOSS) PER SHARE:                                               $(0.000018).
                                                                    ============


   The accompanying notes are an integral part of these financial statements.


                                                                         Page 3.

                           COHEN & KAMENY CPA'S PPLC

                             IRVING CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                         (SEE ACCOUNTANTS' REVIEW REPORT)


                                                   Additional
                                       Common        Paid-in       Accumulated
                                       Stock         Capital         Deficit
                                      ------------------------------------------

Balances at inception -
  September 8, 1999                      --             --              --

Common stock subscribed                 500.           225.             --

Net (loss)                               --             --             (90).

                                      ------------------------------------------
Balances at September 30, 2000          500.           225.            (90).
                                      ==========================================


   The accompanying notes are an integral part of these financial statements.


                                                                         Page 4.

                           COHEN & KAMENY CPA'S PLLC

                             IRVING CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000
                        (SEE ACCOUNTANTS' REVIEW REPORT)


CASH FLOWS FROM OPERATING ACTIVITIES:

     Operating expenses                                                $   (90).
                                                                       ---------
NET CASH (USED) BY OPERATING ACTIVITIES                                    (90).
                                                                       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                            --
                                                                       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   --
                                                                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Common stock issued pursuant to stock subscription agreement           725.
                                                                       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   725.
                                                                       ---------

NET INCREASE IN CASH & CASH EQUIVALENTS                                $    635.

     Cash  - at beginning of period                                         --
                                                                       ---------

CASH & CASH EQUIVALENTS - AT END OF PERIOD                             $    635.
                                                                       =========


   The accompanying notes are an integral part of these financial statements.


                                                                         Page 5.

                           COHEN & KAMENY CPA'S PPLC

                              IRVING CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2000


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

NOTE 3  - CAPITAL STOCK:

          As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $ .0001 par value common stock. Subsequent to its formation the Company entered into subscription agreements authorizing the issuance of 5,000,000 shares of it's $ .0001 par value common stock. The subscription agreements were completed on March 7, 2000 when the Company received payments for the shares.



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

        (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IRVING CAPITAL, CORP.

                                          By: /s/ Mark Elenowitz
                                          ---------------------------
                                                  Mark Elenowitz, CEO

Dated:  November 8, 2000