Form 10QSB
period 2000-12-31
IRVING CAPITAL CORP
filed 2001-02-21
CIK 1111747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                December 31, 2000

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

Yes _X_      No ___


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at December 31, 2000

Common Stock, par value $0.0001                             5,000,000

ITEM 1.  FINANCIAL STATEMENTS

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

                            COHEN & KAMENY CPA'S PLLC
                      3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184

ELI COHEN, CPA
DAVID KAMENY, CPA
-----------------



                           ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS
IRVING CAPITAL, CORP.

We have reviewed the accompanying balance sheet of Irving Capital, Corp. (a Delaware corporation) as of December 31, 2000 and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (September 8, 1999) to December 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Irving Capital, Corp.

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

                                                       COHEN & KAMENY CPA'S PLLC

RIVERDALE, NEW YORK
FEBRUARY 20, 2001

                              IRVING CAPITAL, CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                        (See Accountants' Review Report)

                                     ASSETS



CURRENT ASSETS:

           Cash                                                     $   590.

TOTAL CURRENT ASSETS:                                                   590.
                                                                    ---------


TOTAL ASSETS                                                        $   590.
                                                                    ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

                                                                    $    --

                                                                    ---------
TOTAL LIABILITIES:                                                       --
                                                                    ---------


STOCKHOLDERS' EQUITY:

     Common stock, $.0001 par value, 10,000,000 shares
       authorized, 5,000,000 issued and outstanding                 $   500.
           Additional paid in capital                                   225.
           Accumulated Deficit                                          (135).

                                                                    ---------
TOTAL STOCKHOLDERS' EQUITY:                                             590.
                                                                    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   590.
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

                                                                        Page 2.

                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                          (A Development Stage Company)
                  STATEMENT OF INCOME AND ACCUMULATED DEFICIT
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)



NET SALES                                                       $     --

COST OF SALES                                                         --

GROSS PROFIT                                                          --
                                                                ----------

OPERATING EXPENSES                                                    (135)

(LOSS) FROM OPERATIONS                                                (135)
                                                                ----------

NET (LOSS)                                                            (135)
                                                                ----------

ACCUMULATED DEFICIT - BEGINNING OF PERIOD                             --

ACCUMULATED DEFICIT - END OF PERIOD                             $     (135)
                                                                ==========
NET (LOSS) PER SHARE:                                           $(0.000027)
                                                                ==========

   The accompanying notes are an integral part of these financial statements.

                                                                        Page 3.

                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)



                                                                               Additional
                                                                Common          Paid-in        Accumulated
                                                                 Stock          Capital          Deficit
                                                            -------------------------------------------------
Balances at inception - September 8, 1999                            --              --              --

Common stock subscribed                                             500.             225.            --

Net (loss)                                                           --               --           (135).
                                                            ------------------------------------------------
Balances at December 31, 2000                                       500.             225.          (135).
                                                            ================================================


   The accompanying notes are an integral part of these financial statements.

                                                                        Page 4.

                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000
                        (See Accountants' Review Report)


CASH FLOWS FROM OPERATING ACTIVITIES:

     Operating expenses                                      $  (135).

                                                             --------
NET CASH (USED) BY OPERATING ACTIVITIES                         (135).
                                                             --------


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                 --

                                                             --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        --
                                                             --------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Common stock issued pursuant to stock
       subscription agreement                                    725.

                                                             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        725.
                                                             --------


NET INCREASE IN CASH & CASH EQUIVALENTS                      $   590.

     Cash - at beginning of period                               --
                                                             --------

CASH & CASH EQUIVALENTS - AT END OF PERIOD                   $   590.
                                                             ========

   The accompanying notes are an integral part of these financial statements.

                                                                        Page 5.

                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000

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

     (b) Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IRVING CAPITAL, CORP.


                            By: /s/ Mark Elenowitz
                                -----------------------
                                    Mark Elenowitz, CEO

Dated:  February 21, 2001