Form 10KSB
period 2001-03-31
IRVING CAPITAL CORP
filed 2001-07-16
CIK 1111747

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number_________________________________________________________

                              Irving Capital Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                            13-4078912
-------------------------------                             ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)



39 Broadway, Suite 2250, New York, NY                             10006
-------------------------------------                           ---------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number  (212) 425-8200

Securities registered under Section 12(b) of the Act:         None

Title of each class                    Name of each exchange on which registered

------------------------------         -----------------------------------------

------------------------------         -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

------------------------------------------------------------------------------
                                (Title of class)

                          Common Stock .0001 Par Value

------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X__.  No____.
    -

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     State the issuer's revenues for the most recent fiscal year.     None
                                                                      ----

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of July 13, 2001, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $0. There is no bid or asked price for this security at this time and the security does not trade on any market.

     State the number of shares outstanding of each of issuer's classes of common equity, as of July 13, 2001: 5,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE


     Exhibits No.:

     3.1 The Company's Articles of Incorporation are incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, SEC file No. 333-78591.

     3.2 The Company's Amended and Restated By-laws are incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended, SEC file 333-78591.

                                     PART I.

     ITEM 1. BUSINESS


ITEM 1. DESCRIPTION OF BUSINESS.

Irving Capital, Corp. (the "Company"), was incorporated on September 8, 1999, under the laws of the State of Delaware. We were formed in order to seek business opportunities and are currently a "shell" with no commercial operations. To date our activities have been organizational in nature and as a result, we must be considered to be in our developmental stage. We have no full time employees, own no real estate and since inception have been primarily concerned with developing our business plan and raising our initial capital.

We are one of several shell companies created by Mark Elenowitz and Louis Taubman, who are shareholders in all of the shells. Each shell has the same business plan. We and the other shells seek to find private companies that wish to become reporting companies, with which to merge. Mr. Elenowitz and Mr. Taubman engage in the business of creating public shells and finding merger partners for these shells.

Our current business plan is to seek out business opportunities and to pursue other related activities intended to enhance shareholder value. Because we have no capital, it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

We currently intend to generate revenue for our shareholders through the acquisition of stock of potential merger partners with whom we, as a shell, may be merged. In addition to the revenue generated from anticipated capital gains from the sale of such stock.

The acquisition of a business opportunity will probably be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, we are not limiting our search to such an opportunity and as a result the business opportunity may also take the form of a purchase, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

We also do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

To date, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

As a consequence of the registration of our securities, any entity which has an interest in being acquired by, or merging into, us is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company including (i) the ability to use registered securities as currency in acquisitions of assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) increased liquidity to investors; (v) greater ease in subsequently raising capital (vi) compensation of key employees through stock options; (vii) enhanced corporate image; and (viii) a presence in the United States capital markets.

Management believes that the business opportunity will likely be a business entity with the goal of becoming a public company in order to use its securities for the acquisition of assets or businesses; a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it; a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting; a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public; or a foreign company that wishes to make an initial entry into the United States securities market.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock and the substitution by the target company of its own management and board of directors.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. No assurances can be given by us that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

In all probability, however, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the controlling shareholders may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold and at a price which could not be achieved by individual shareholders at the time.

SALE OF CONTROLLING INTEREST BY TM CAPITAL PARTNERS, INC.

TM Capital, which is owned partially by Mr. Elenowitz and Mr. Taubman, held approximately 95% of our shares of Common Stock. On June 22, 2001, TM Capital entered into an agreement with Lee Balak to sell its interest in the Company. Pursuant to that agreement, TM Capital agreed to sell to Mr. Balak 4,750,000 shares of the Company in exchange for $5,000. It is our understanding, that we will remain a "Shell" company and Mr. Elenowitz and Mr. Taubman will continue to serve in their present positions as officers and members of our Board of Directors for the foreseeable future.

DEPENDENCE ON A FEW MAJOR CUSTOMERS

We have no customers and we do not expect that, with our current business plan, we will be dependent on any one customer for any material percentage of our revenues.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS, INCLUDING DURATION

We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts and do not need such for the operation of our business.

Need for Government Approval

We do not require approval of any government agency to produce or market our services.

Effect of Existing or Probable Government Regulations on the Business

N/A

Research and Development

We have not expended any money on research and development and do not expect to spend money on research and development in the foreseeable future.

Environmental Compliance

We do not face any environmental compliance issues or costs.

Employees

We employ 2 part-time employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

                                  RISK FACTORS

You should be aware that there are various risks associated with our business, and us including the ones discussed below. The following risk factors should be carefully considered, together with other information contained in this Form 10-KSB, in evaluating us.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until the we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

CONFLICTS OF INTEREST--GENERAL. Certain conflicts of interest may exist between us and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Management," and "Conflicts of Interest."

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have not conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a merger or acquisition of the type contemplated by us, there is no assurance that we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one business entity. Consequently, our activities will be limited to those engaged in by the business entity that we merge with or acquired by. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

REGULATION UNDER INVESTMENT COMPANY ACT. Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

REGULATION OF PENNY STOCKS. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.

Shareholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse (see www.sec.gov; Press Releases:
"SEC Proposes Several Measures to Combat Securities Fraud and Issues Status Report on Commission-wide Microcap Fraud Efforts"). Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the target company and us; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

NO PUBLIC MARKET EXISTS. There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

RULE 144 SALES. All of the outstanding shares of common stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

BLUE SKY RESTRICTIONS. Many states have enacted statutes or rules that restrict or prohibit the sale of securities of "shell" companies to residents so long as they remain without specific business plans. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state that restricts or prohibits resale of shares in a "shell" company, warning is hereby given that the shares may be "restricted" from resale as long as we are a shell company.

At the date of this filing, we have no intention of offering further shares in a private offering to anyone. Further, the policy of the Board of Directors is that any future offering of shares will only be made after an acquisition has been made and can be disclosed in appropriate 8-K filings.

In the event of a violation of state laws regarding resale of "shell" shares we could be liable for civil and criminal penalties which would be a substantial impairment to us. At date of this filing, all shareholders' shares bear a "restrictive legend," and we will examine each shareholders' resident state laws at the time of any proposed resale of shares now outstanding to attempt to avoid any inadvertent breach of state laws.

ITEM 2.  PROPERTIES

We have no property. We do not currently maintain an office or any other facilities. We do currently maintain a mailing address at 39 Broadway, Suite 2250, which is the office address of our Secretary, Louis Taubman. We do not pay any rent for the use of this mailing address. We believe that we will not need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

ITEM 3.  LEGAL PROCEEDINGS

We were not a party to any significant legal proceedings as of March 31, 2001, or as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since our inception there has not been a public market for our common stock.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of the date hereof, a total of 5,000,000 shares of our common stock were outstanding. Of these, none are free trading and all are investment shares. We had approximately three holders of record of common stock including persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have never paid a cash dividend. We intend to retain any future earnings for the operations and the expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.

ITEM 6. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, you should read the "Risk Factors" section of this document.

We have registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We have filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and our class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that we are in compliance with applicable laws, rules and regulations, including compliance with our reporting requirements under the Exchange Act. We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. Management is actively engaged in seeking a qualified private company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. As of March 31, 2001, management had not made any final decision concerning or entered into any agreements for a business combination. However, as stated above, TM Capital, which owns 95% of our common stock, has entered into an agreement with Lee Balak to sell its interest in us.

ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the Index of Financial Statements which appears on page F-1 of this report. The Report of Independent Certified Public Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-1 of this report are incorporated into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements on accounting and financial disclosures with our accounting firm during the reporting period or during the preparation of our audited financial statements for the year ending March 31, 2001.

                                    PART III

ITEM 9. DIRECTORS AND EXECTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                         Age               Positions and Offices Held
----                         ---               --------------------------

     Mark Elenowitz          30                President, Treasurer and Director

     Louis Taubman           31                Secretary and Director


There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of our directors and officers, all positions and offices with held with us, the period during which he has served as such, and the business experience during at least the last five years:

Mark Elenowitz, 31, has served as our President, Treasurer and as a Director since our inception, and has extensive financial experience within the marketplace, including experience in corporate finance, mergers and acquisitions, and marketing. Mr. Elenowitz earned his Series 7 and 63 broker licenses and held a Series 24 license while employed as branch manager at Tamaron Investments. Mr.

Elenowitz is also Co-Chairman Managing Director of VentureNow, Inc., a private venture capital company, a Managing Director of Invoke Distribution, an international direct marketing company, and President of Investor Communications Company, LLC, an investor relations firm. Mr. Elenowitz has also served as Vice President of Investor Relations for Quest International Resources Corporation, a public natural resource exploration company. Previously, Mr. Elenowitz was Vice President of Sales at Josephthal, Lyon & Ross, Inc., a NYSE member firm. Mr. Elenowitz is a graduate of the University of Maryland College of Business and Management, with a Bachelor of Science in Finance.

Louis E. Taubman, 32, has served as our Secretary and as a Director since our inception. Mr. Taubman is a partner in the New York law firm of Kogan Taubman & Neville, LLC, a boutique securities firm. Before joining Kogan Taubman & Neville, Mr. Taubman maintained a private practice wherein he provided general corporate and securities counsel to various developmental stage businesses. Prior to that, Mr. Taubman served as an attorney in the legal department of Prudential Securities, Inc. Mr. Taubman provides counsel to both issuers and underwriters with regard to public and private finance, mergers and acquisitions. Additionally, Mr. Taubman has litigated matters in various federal and state courts, as well as before such self-regulatory bodies as the NASD, NFA and NYSE. Mr. Taubman graduated cum laude from New York Law School in 1993 and holds a Bachelor of Science degree in Political Science from Syracuse University.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our officers and directors are in compliance with the filing requirements of section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us.

Our officers and directors will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement our business plan outlined herein. However, our officers and directors anticipate receiving benefits as shareholders in us.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, each person known by us to be the beneficial owner of five percent or more our common stock, all directors individually and all directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

      Name and Address               Amount of Beneficial          Percentage
      of Beneficial Owner                Ownership                 of Class
      -------------------             -------------------        ------------
      TM Capital Partners, LLC(1)            4,750,000                95%
      15425 Shady Grove Road
      Suite 400
      Rockville, MD 20850

      Mark Elenowitz                           125,000                2.5%
      (President, Treasurer
      and Director)
      15425 Shady Grove Road
      Suite 400
      Rockville, MD 20850

      Louis Taubman                            125,000                2.5%
      (Secretary and Director)
      39 Broadway, Suite 2250
      New York, NY 10006

      All Executive Officers and
      Directors as a Group                     250,000                5.0%

     (1) Two of the Company's officers and directors - Louis Taubman and Mark Elenowitz are indirect beneficial owners of TM Capital Partners, L.L.C. TM Capital provides services for such persons, particularly in regard to locating private companies that may wish to go public, and acts as an initial shareholder in certain companies formed by such parties. Since TM Capital has fewer than 100 shareholders and is not making and does not intent to make a public offering of its securities, management believes that it is not deemed to be an investment company by virtue of an exemption provided under the Investment Company Act of 1940, as amended.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transaction in the past two years which any officer, director, nominee for a director, beneficial owner, or any spouse of the above was a party. We have not engaged in any transaction with any promoter.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of this report.

     *3.1 Articles of Incorporation
     *3.2 Amended and Restated by-laws

* Incorporated by reference to our Registration Statement on Form SB-2, Registration No. 333-78591, as amended, on file with the Commission on December 20, 1999.

     (b) Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

     (c) Index to Financial Statements

                                                                           Page
                                                                           ----

            Report of Independent Certified Public Accountants ............ F-1
            Financial Statements

            Balance Sheets As Of March 31, 2001 ........................... F-2

            Statement of Income and Retained Earnings for the
            Period From Inception To March 31, 2001 ....................... F-3

            Statement of Changes in Stockholders' Equity for the
            Period from Inception to March 31, 2001 ....................... F-4

            Statement of Cash Flows for the Period from Inception
            to March 31, 2001 ............................................. F-5

            Notes to Financial Statements for the Period from Inception to March 31, 2001 ............................................. F-6

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                               Irving Capital Corp., Inc.

Date:
July 16, 2001                                  By: /s/ MARK ELENOWITZ
                                                   -----------------------------
                                                       Mark Elenowitz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

MUST BE SIGNED BY EACH BY EACH MEMBER OF THE BOARD AND ITS PRINCIPAL EXECUTIVE OFFICER, ITS CONTROLLER OR PRINCIPAL ACCOUNTING OFFICER IF ANY AND ITS PRINCIPAL FINANCIAL OFFICER.

Signatures                 Date                  Title
----------                 ----                  -----


/s/ MARK ELENOWITZ         July 16, 2001         President, Treasurer & Director
------------------
    Mark Elenowitz

/s/ LOUIS TAUBMAN          July 16, 2001         Secretary & Director
-----------------
    Louis Taubman

                              IRVING CAPITAL, CORP.
                              ---------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                       FOR THE PERIOD ENDED MARCH 31, 2001
                       -----------------------------------

                              IRVING CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2001
                       (See Independent Auditors' Report)


                                    CONTENTS

                                                                        PAGE(S)
                                                                        -------

Independent Auditors' Report ...........................................  F-1

Financial Statements:

      Balance Sheet ....................................................  F-2

      Statement of Income and Retained Earnings ........................  F-3

      Statement of Changes in Stockholders' Equity .....................  F-4

      Statement of Cash Flows ..........................................  F-5

      Notes to Financial Statements ....................................  F-6

                            COHEN & KAMENY CPA'S PLLC
                       3530 HENRY HUDSON PARKWAY, SUITE B
                               RIVERDALE, NY 10463
                        (718) 548-7200 FAX (718) 796-0184


ELI COHEN, CPA
DAVID KAMENY, CPA
-------------------




                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS
IRVING CAPITAL, CORP.

We have audited the accompanying balance sheet of Irving Capital, Corp. (a Delaware corporation) as of March 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the period from inception (September 8, 1999) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irving Capital, Corp. as of March 31, 2001, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.

                                                     ---------------------------
                                                     COHEN & KAMENY CPA'S PLLC



RIVERDALE, NEW YORK
JULY 16, 2001

                             IRVING CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                              AS OF MARCH 31, 2001
                       (See Independent Auditor's Report)


                                     ASSETS
                                     ------



CURRENT ASSETS:

                Cash                                                    $  545.

TOTAL CURRENT ASSETS:                                                      545.
---------------------
                                                                       --------

TOTAL ASSETS                                                            $  545.
------------
                                                                       --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:

                                                                        $   -

                                                                       --------
TOTAL LIABILITIES:                                                          -
------------------                                                     --------



STOCKHOLDERS' EQUITY:
---------------------

      Common stock, $.0001 par value, 10,000,000 shares
        authorized, 5,000,000 issued and outstanding                    $  500.
      Additional paid in capital                                           225.
      Retained Earnings                                                   (180.)

                                                                       --------
TOTAL STOCKHOLDERS' EQUITY:                                                545.
---------------------------
                                                                       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  545.
------------------------------------------                             --------



   The accompanying notes are an integral part of these financial statements.

                                                                          F-2
                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2001
                       (See Independent Auditors' Report)




NET SALES                                                              $    -
---------


COST OF SALES                                                               -
-------------


GROSS PROFIT                                                                -
------------                                                           --------


OPERATING EXPENSES                                                         180.
------------------


 (LOSS) FROM OPERATIONS                                                $ (180).
-----------------------                                                --------


NET (LOSS)                                                             $ (180).
----------                                                             --------


RETAINED EARNINGS - BEGINNING OF PERIOD                                    -
---------------------------------------


RETAINED EARNINGS - END OF PERIOD                                      $ (180).
---------------------------------                                      --------


   The accompanying notes are an integral part of these financial statements.
                                                                          F-3

                           COHEN & KAMENY CPA's PLLC

                             IRVING CAPITAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2001
                        (See Independent Auditors' Report


                                                               Additional
                                                Common          Paid-in         Retained
                                                 Stock          Capital         Earnings
                                               ----------------------------------------------

Balances at inception - September 8, 1999           -              -               -

Common stock issued                                500.           225.             -

Net loss                                            -              -             (180.)

                                               --------------------------------------------
Balances at March 31, 2001                         500.           225.           (180.)
                                               --------------------------------------------

   The accompanying notes are an integral part of these financial statements.
                                                                          F-4

                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                 FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2001
                        (See Independent Auditors' Report


CASH FLOWS USED IN OPERATING ACTIVITIES:

                                                                       $   180.

                                                                       --------
NET CASH (USED) BY OPERATING ACTIVITIES                                    180.
---------------------------------------                                --------


CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                           -

                                                                       --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  -
-----------------------------------------                              --------


CASH FLOWS FROM FINANCING ACTIVITIES:

           Capital contributions                                           725.

                                                                       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  725.
-----------------------------------------                              --------


NET INCREASE IN CASH & CASH EQUIVELANTS                                $   545.
---------------------------------------                                --------

          Cash  - at beginning of period                                      .
                                                                       --------

CASH & CASH EQUIVALENTS - AT END OF PERIOD                             $   545.
------------------------------------------                             --------



   The accompanying notes are an integral part of these financial statements.
                                                                          F-5

                           COHEN & KAMENY CPA's PLLC

                              IRVING CAPITAL, CORP.
                              ---------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                 FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2001
                 -----------------------------------------------


NOTE 1  - DESCRIPTION OF THE COMPANY'S BUSINESS:
------  ----------------------------------------

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

NOTE 3 - CAPITAL STOCK:

               As part of the Company's initial organization the Company was authorized to issue 10,000,000 shares of its $ .0001 par value common stock. Subsequent to its formation the Company entered into subscription agreements authorizing the issuance of 5,000,000 shares of its $ .0001 par value common stock. The subscription agreements were completed on March 7, 2000 when the Company received payments for the shares.


                            COHEN & KAMENY CPA'S PLLC